Form 10-K
period 2005-03-01
LB-UBS Commercial Mortgage Trust 2004-C7
filed 2005-03-29
CIK 1307451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the transition period from ________to _______

Commission file number 333-119328-01

Structured Asset Securities Corporation II
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

82-0569805
(I.R.S. Employer Identification No.)

745 Seventh Avenue, New York, New York
(Address of principal executive offices)

10019
(Zip Code)
Registrant's telephone number, including area code: 212-526-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Not Applicable

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II,
etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fis cal year ended December 24, 1980).

PART I
Item 1. Business.

Not applicable

Item 2. Properties.

Information with respect to the servicing of the Mortgage Loans and Mortgaged Properties is provided by reference to the Annual Independent Accountants ' Servicing Report attached as Exhibit 99.1 and to the Annual Statement of
Compliance attached as Exhibit 99.3.

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and
Servicing Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Currently, there is no established trading market for the Certificates known to the Registrant.
There was an aggregate of 110 holders of record for the registered certificates (Classes A-1, A-1A, A-2, A-3, A-4, A-5,
A-6, B, C, D, E and F) of LB-UBS Commercial Mortgage Trust 2004-C7, Commercial Mortgage Pass-Through
Certificates Series 2004-C7. Holders of record by class were 24 holders for Class A-1; 1 holder for Class A-1A; 37 holders for Class A-2; 2 holders for Class A-3; 5 holders for Class A-4; 4 holders for Class A-5; 29 holders for Class
A-6; 1 holder for Class B; 1 holder for Class C; 3 holders for the Class D: 2 holders for the Class E and 1 holder for
Class F. The Calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31, 2004.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The number of holders of record for each registered class holding 5% or more of the outstanding balance of such class of certificates as of the end of the reporting period is reflected in Exhibit 99.5. The current Controlling Class is T. The
Controlling Class Representative is Cadim TACH.

Item 13. Certain Relationships and Related Transactions.

The number of holders of record for each registered class holding 5% or more of the outstanding balance of such class of certificates as of the end of the reporting period is reflected in Exhibit 99.5.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) Exhibits

(24) Limited Power of Attorney

(31) Sarbanes Oxley Certification

(99.1) Annual Independent Accountants ' Servicing Report for the year ended December 31, 2004.
a) Wachovia Bank, National Association, as Master Servicer
b) GMAC Commercial Mortgage Corporation, as Special Servicer
c) Wachovia Bank, National Association, as Master Servicer of the One Lincoln Street loan (same as (a) above)
d) GMAC Commercial Mortgage Corporation, as Master Servicer of the World Apparel Center loan

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31,
2004.
a) Wachovia Bank, National Association, as Master Servicer
b) GMAC Commercial Mortgage Corporation, as Special Servicer
c) Wachovia Bank, National Association, as Master Servicer of the One Lincoln Street loan (same as (a) above)
d) GMAC Commercial Mortgage Corporation, as Master Servicer of the World Apparel Center

(99.3) Annual Statement of Compliance for the year ended December 31, 2004.
a) Wachovia Bank, National Association, as Master Servicer
b) GMAC Commercial Mortgage Corporation, as Special Servicer
c) Wachovia Bank, National Association, as Master Servicer of the One Lincoln Street loan.
d) GMAC Commercial Mortgage Corporation, as Master Servicer of the World Apparel Center loan.

(99.4) Aggregate Statement of Principal and Interest Distributions to
Certificateholders as of December 31, 2004.

(99.5) Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2004.

(B) Reports on Form 8-K were filed during the last quarter of 2004 for registration purposes and in order to provide statements for the monthly distributions to investors on November 8, 2004, November 9, 2004, November 24, 2004,
and December 22, 2004, and reports on Form 8-K/A were filed on December 17, 2004, amending the filing made on
November 9, 2004, and on December 21, 2004, amending the November distribution statement.

(C) The foregoing exhibits set forth in Item 15(A) are filed together herewith.

(D) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Structured Asset Securities Corporation II by LaSalle Bank National Association, as Trustee for LB-UBS Commercial
Mortgage Trust 2004-C7 Commercial Mortgage Pass-Through Certificates, Series 2004-C7 as Attorney In Fact

/s/ Cynthia Reis
Cynthia Reis
Senior Vice President
Date: March 28, 2005